Form 10-K/A
period 2006-12-31
GSAMP Trust 2006-FM3
filed 2007-06-06
CIK 1383231

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

        Not applicable.


     Documents Incorporated by Reference.

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b); or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., the annual report to security holders for fiscal year ended December 24,
  1980).

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


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not applicable.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9A(T). Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

Pursuant to a Form 8-K filed on May 24, 2007 (the "May 24 Announcement"), by Fremont General Corporation ("Fremont General"), the parent of the servicer, Fremont Investment & Loan ("Fremont"), Fremont General announced that on May 21, 2007, Fremont General and Fremont entered into an Investment Agreement (the "Investment Agreement") with Hunter's Glen Ford, Ltd. (the "Investor"), an entity controlled by Gerald J. Ford.

In addition, according to the May 24 Announcement, at the closing, Gerald J. Ford will become the Chairman of the Board of Directors of each of Fremont General and Fremont, and Fremont General and Fremont will name two affiliated executives to senior positions: Carl B. Webb as Chief Executive Officer and
J. Randy Staff as Chief Financial Officer. Carl B. Webb will also be a Director of each of Fremont General and Fremont.

Pursuant to a Form 8-K filed on March 21, 2007 (the "March 21 Announcement"), Fremont General announced that it had issued a press release, which stated that Fremont had entered into whole loan sale agreements to sell approximately
$4 billion of its sub-prime residential real estate loans. According to such press release, Fremont General had received approximately $950 million in cash from the first sale installment under the agreements with the remaining sales under the agreements expected to be completed over the next several weeks.

Pursuant to a Form 8-K filed on March 16, 2007 (the "March 16 Announcement"), Fremont General announced that it had issued a press release, which stated that Credit Suisse had increased its committed line of credit to Fremont to $1 billion, and Fremont General said it had received various proposals for additional credit facilities if needed to supplement Fremont General's current liquidity position of $1.3 billion in cash and short-term investments. According to such press release, Fremont General said it believes this balance sheet strength and funding capacity will enable it to execute its previously announced plan to exit the sub-prime residential loan origination business in an orderly and disciplined way.

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

Pursuant to a Form 12b-25 filed on March 2, 2007 (the "March 2 Announcement"), Fremont General announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Fremont General also announced that, in light of the current operating environment for subprime mortgage lenders and recent legislative and regulatory events, Fremont intends to exit its subprime residential real estate lending business and that Fremont General's management and the board of directors are engaged in discussions with various parties regarding the sale of the business.

In addition, according to the March 2 Announcement, Fremont General is analyzing, in connection with the preparation of Fremont General's consolidated financial statements as of and for the period ended December 31, 2006, the Federal Deposit Insurance Corporation's criticism with respect to Fremont General's methodology for determining the carrying value of Fremont General's residential real estate loans held for sale.



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

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


         (a) See Exhibit 33 and Exhibit 34.

         (b) Material instances of noncompliance:


On May 17, 2007, Fremont provided the Registrant with a revised management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB (the "Revised Assessment"). This Revised Assessment is attached as Exhibit 33b to this report.


On April 2, 2007, the Registrant filed a Form 10-K with the Securities and Exchange Commission (the "Initial Form 10-K") which omitted Fremont Investment & Loan's ("Fremont") registered public accounting firm's attestation report required by Regulation AB (the "Attestation"). Prior to the filing deadline for the Initial Form 10-K, Grant Thornton LLP, Fremont's registered public accounting firm, had not completed its attestation engagement and, accordingly, was not able to render an opinion on Fremont's compliance with the provisions of Regulation AB as of and for the year ended December 31, 2006, prior to the Initial 10-K filing deadline. Subsequent to the filing deadline for the Initial Form 10-K, Grant Thornton LLP resigned as Fremont's registered public accounting firm. Subsequent to the resignation, Fremont obtained a second registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") which delivered an attestation relative to compliance with the provisions of Regulation AB as of and for the year ended December 31, 2006.
This Attestation is attached as Exhibit 34b to this report.


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

    Date:      June 6, 2007


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

  I, Michelle Gill, certify that:

  1. I have reviewed this annual report on Form 10-K/A ("Annual Report"), and all reports on Form 10-D (collectively with this Annual Report, the "Reports") required to be filed in respect of period covered by this Annual Report, of the Trust;

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

     Dated:    June 6, 2007

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

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (b)
(logo) FREMONT
INVESTMENT & LOAN

310-315-5500 telephone
310-315-5593 fax


May 14, 2007





Squar, Milner, Peterson, Miranda & Williamson, LLP
4100 Newport Place Drive, Third Floor
Newport Beach, CA 92660


Management's Assertion on Compliance with Regulation AB Item 1122 Criteria

Fremont Investment & Loan (the "Asserting Party") is responsible for assessing its compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB (17 C.F.R, 229.1122(d)) as indicated on Exhibit A annexed hereto entitled "1122 Servicing Criteria to be Addressed in Assessment of Compliance" (the "Servicing Criteria").


The Asserting Party has assessed the effectiveness of its compliance with the applicable Servicing Criteria as of December 31, 2006, and for the period of January 1, 2006 through December 31, 2006 (the "Reporting Period") for which the Asseting Party serviced, as a servicer, the residential mortgage loans in the publicly issued asset-backed securities transactions to which this assertion relates, as listed on Exhibit B hereto (herein referred to as the "Platform"). In making this assessment, the Asserting Party used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.


Based on such assessment, the Asserting Party believes that, as of December 31, 2006 and for the Reporting Period, it has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB for the servicing activities it performs in the asset-backed securities transactions detailed on Exhibit B. For servicing criteria 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(4)(ii) and 1122(d)(4)(xv), management has determined that such activities are not applicable to the activities performed by the Company with respect to the Platform. With respect to Items 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii) and 1122(d)(3)(iv), the Company's responsibilities are limited to the timely delivery of contractual payments and other information to the Trust Administrator, Wells Fargo Bank, N.A., and the Company does not take responsibility for the reports or cash disbursements to investors.

Squar, Milner, Peterson, Miranda & Williamson, LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's assessment of compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period. The asset-backed securities transactions to which this assertion and the attestation report relate are listed on Exhibit B.


/s/ Kyle Walker
Kyle Walker
President and
Chief Executive Officer


/s/ John. R. Alkire
John R. Alkire
Senior Vice President, Servicing Support


2425 OLYMPIC BLVD. * 3RD FLOOR EAST * SANTA MONICA, CA 90404
Member FDIC * Serving our customers since 1937

(page)



                                    EXHIBIT A

       1122 SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

The assessment of compliance to be delivered by the Servicer shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria."

                                                SERVICING CRITERIA                                               APPLICABLE
                                                                                                               SERVICING CRITERIA


Reference                                                   Criteria

                                                  General Servicing Considerations
1122(d)(1)(i)              Policies and procedures are instituted to monitor any performance or                       N/A
                           other triggers and events of default in accordance with the transaction agreements.

1122(d)(1)(ii)             If any material servicing activities are outsourced to third parties,                      X(1)
                           policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.

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

                                                Cash Collection and Administration

1122(d)(2)(i)              Payments on mortgage loans are deposited into the appropriate custodial bank                 X
                           accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)             Disbursements made via wire transfer on behalf of an obligor or to an investor                X
                           are made only by authorized personnel.

1122(d)(2)(iii)            Advances of funds or guarantees regarding collections, cash flows or distributions,            X
                           and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)             The related accounts for the transaction, such as cash reserve accounts or accounts           X
                           established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)              Each custodial account is maintained at a federally insured depository institution            X
                           as set forth in the transaction agreements. For purposes of this criterion,
                           "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
                           13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)             Unissued checks are safeguarded so as to prevent unauthorized access.                          X

1122(d)(2)(vii)            Reconciliations are prepared on a monthly basis for all asset-backed securities                X
                           related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

                                                  Investor Remittances and Reporting

1122(d)(3)(i)              Reports to investors, including those to be filed with the Commission, are maintained           X
                           in accordance with the transaction agreements and applicable Commission requirements.
                           Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

1122(d)(3)(ii)             Amounts due to investors are allocated and remitted in accordance with timeframes,              X
                           distribution priority and other terms set forth in the transaction agreements.

1122(d)(3)(iii)            Disbursements made to an investor are posted within two business days to the Servicer's         X
                           investor records, or such other number of days specified in the transaction agreements.

1122(d)(3)(iv)             Amounts remitted to investors per the investor reports agree with cancelled checks, or          X
                           other form of payment, or custodial bank statements.

                                                            Pool Asset Administration

1122(d)(4)(i)               Collateral or security on mortgage loans is maintained as required by the transaction            X
                           agreements or related mortgage loan documents.

1122(d)(4)(ii)             Mortgage loan and related documents are safeguarded as required by the transaction               N/A
                           agreements

1122(d)(4)(iii)            Any additions, removals or substitutions to the asset pool are made, reviewed and approved       X
                           in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)             Payments on mortgage loans, including any payoffs, made in accordance with the related           X
                           mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow)
                           in accordance with the related mortgage loan documents.

1122(d)(4)(v)              The Servicer's records regarding the mortgage loans agree with the Servicer's records with       X
                           respect to an obligor's unpaid principal balance.

1122(d)(4)(vi)             Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan           X
                           modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)            Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in         X
                           lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

1122(d)(4)(viii)           Records documenting collection efforts are maintained during the period a mortgage loan is       X
                           delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

1122(d)(4)(ix)             Adjustments to interest rates or rates of return for mortgage loans with variable rates          X
                           are computed based on the related mortgage loan documents.

1122(d)(4)(x)              Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds       X
                           are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

1122(d)(4)(xi)             Payments made on behalf of an obligor (such as tax or insurance payments) are made on or         X
                           before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)            Any late payment penalties in connection with any payment to be made on behalf of an              X
                           obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii)           Disbursements made on behalf of an obligor are posted within two business days to the             X
                           obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

1122(d)(4)(xiv)             Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in             X
                           accordance with the transaction agreements.

1122(d)(4)(xv)             Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or           N/A
                           Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

(1) Other than with respect to LandAmerica Tax and Flood Services, Inc. which management has considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has electednot to take responsibility for assessing compliance with the applicable servicing criteria applicable to this vendor

(page)
                                    EXHIBIT B

FREMONT SECURITIZATIONS

Fremont Home Loan Trust 2006-A pursuant to a Pooling & Servicing Agreement dated May 1, 2006, among Financial Asset Securities Corp as Depositor, Fremont Investment & Loan as Sponsor, Wells Fargo Bank, N.A. as Master Servicer and
HSBC Bank USA, National Association as Trustee

Fremont Home Loan Trust 2006-B pursuant to a Pooling & Servicing Agreement dated August 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Originator, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee

Fremont Home Loan Trust 2006-C pursuant to a Pooling & Servicing Agreement dated September 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Originator, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee

Fremont Home Loan Trust 2006-D pursuant to a Pooling & Servicing Agreement dated November 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Sponsor, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee

Fremont Home Loan Trust 2006-E pursuant to a Pooling & Servicing Agreement dated December 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Sponsor, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee

Fremont Home Loan Trust 2005-A pursuant to a Pooling & Servicing Agreement dated February 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

Fremont Home Loan Trust 2005-B pursuant to a Pooling & Servicing Agreement dated May 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

Fremont Home Loan Trust 2005-C pursuant to a Pooling & Servicing Agreement dated July 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

Fremont Home Loan Trust 2005-D pursuant to a Pooling & Servicing Agreement dated November 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

(page)

Fremont Home Loan Trust 2005-E pursuant to a Pooling & Servicing Agreement dated December 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

Fremont Home Loan Trust 2004-A pursuant to a Pooling & Servicing Agreement dated February 1, 2004, among GS Mortgage Securities Corp., Fremont Investment & Loan, Wells Fargo Bank Minnesota, National Association and HSBC Bank USA

Fremont Home Loan Trust 2004-B pursuant to a Pooling & Servicing Agreement dated May 1, 2004, among Financial Asset Securities Corp., Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA

Fremont Home Loan Trust 2004-C pursuant to a Pooling & Servicing Agreement dated August 1, 2004, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

Fremont Home Loan Trust 2004-D pursuant to a Pooling & Servicing Agreement dated November 1, 2004, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

Fremont Home Loan Trust 2003-A pursuant to a Pooling & Servicing Agreement dated August 1, 2003, among Financial Asset Securities Corp., Fremont Investment & Loan, Wells Fargo Bank Minnesota, National Association and HSBC Bank USA

Fremont Home Loan Trust 2003-B pursuant to a Pooling & Servicing Agreement dated November 1, 2003, among Asset Backed Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank Minnesota, National Association and HSBC Bank USA

CARRINGTON SECURITIZATIONS

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


CREDIT SUISSE - DLJ/CSFB SECURITIZATIONS

CSFB Home Equity Pass-Through Certificates 2004-FRE1 pursuant to a Pooling & Servicing Agreement dated August 1, 2004, among Credit Suisse First Boston Mortgage Securities Corp., DLJ Mortgage Capital, INC., Fremont Investment & Loan, Wells Fargo Bank, N.A., The Murrayhill Company, and U.S. Bank National Association


DEUTSCHE SECURITIZATIONS

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

GREENWICH SECURITIZATIONS

Interim - Fremont Home Loan Trust 2006-1 pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated December 1, 2005, among Financial Asset Securities Corp., Fremont Investment & Loan, Deutsche Bank National Trust Company and Wells Fargo Bank

Fremont Home Loan Trust 2006-2 pursuant to a Pooling & Servicing Agreement dated April 1, 2006, among Fremont Investment & Loan and Greenwich Capital Financial Products, Inc.

Interim - Fremont Home Loan Trust 2006-3 pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated December 1, 2005, among Fremont Investment & Loan And Greenwich Capital Financial Products, Inc.

GOLDMAN SACHS SECERITIZATIONS

GSAMP Trust 2006-FM2 pursuant to a Pooling & Servicing Agreement dated September 1, 2006, among GS Mortgage Securities Corp., Fremont Investment & Loan, Deutsche Bank National Trust Company and Wells Fargo Bank

GSAMP Trust 2006-FM3 pursuant to a Pooling & Servicing Agreement dated December 1, 2006, among GS Mortgage Securities Corp., Fremont Investment & Loan, Deutsche Bank National Trust Company and Wells Fargo Bank

Interim - GSAMP Trust 2006-HE2 pursuant to an Amended and Restated Flow Mortgage Loan Purchase and Warranties Agreement dated January 1, 2006, among Goldman Sachs Mortgage Company and Fremont Investment & Loan

(page)

Interim - GSAMP Trust 2006-HE3 pursuant to a Amended and Restated Flow Mortgage Loan Purchase and Warranties Agreement dated January 1, 2006, among Goldman Sachs Mortgage Company and Fremont Investment & Loan

SOCIETE GENERAL SECURITIZATIONS

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





EX-34 (b)

(logo) SQUAR MILNER

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
Fremont Investment & Loan

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance, that Fremont Investment & Loan (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued asset-backed securities transactions that were completed on or after January 1, 2006, for which the Company served as a servicer, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 for related asset-backed securities involving first-lien and second-lien residential mortgage loans that were outstanding during the year ended December 31, 2006 (herein referred to as "the Platform"), except for criteria 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(4)(ii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. With respect to Items 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii) and 1122(d)(3)(iv), the Company's responsibilities are limited to the timely delivery of contractual payments and other information to the Trust Administrator, or the Trustee, and the Company does not take responsibility for the reports or cash disbursements to investors. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included selecting a sample of transactions and compliance activities related to the Platform during the examination period, and evaluating whether the Company processed those transactions and performed those activities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Our testing of selected transactions and compliance activities was limited to calculations, reports, and


SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
Certified Public Accountants & Financial Advisors, Servicing Clients Since 1951

4100 Newport Place Drive, Third Floor * Newport Beach, CA 92660
Tel: 949-222-2999 * Fax: 949-222-2989

3655 Nobel Drive, Suite 500 * San Diego, CA 92122
Tel: 858-597-4100 * Fax: 858-597-4111

Website: www.squarmilner.com

(page)


activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

As described in management's assertion included in the accompanying Exhibit A, for servicing criteria 1122(d)(1)(ii), the Company has engaged various vendors to perform activities required by this servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in
Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to these vendors as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria, including servicing criteria 1122(d)(2)(i) for which compliance is determined based on Interpretation 17.06 as described above, as of December 31, 2006 and for twelve months ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/ Squar Milner Peterson Miranda & Williamson, LLP

Newport Beach, California
May 14, 2007





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